Form 10-Q
period 1995-09-30
ENVIRITE CORP
filed 1995-11-14
CIK 803501

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 33-9333

                             ENVIRITE CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-1895765
----------------------------------       ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

620 West Germantown Pike,
Plymouth Meeting, Pennsylvania                       19462
---------------------------------------- ------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (610) 828-8655
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                      November 1, 1995
-----------------------------                   -------------------------------
Common Stock, $1.00 par value                              4,119,274

                             ENVIRITE CORPORATION

                                     INDEX


PART I - FINANCIAL INFORMATION                                             Page No.
                                                                           --------

     Item 1.      Financial Statements.                                         3

           Consolidated Condensed Balance Sheets, September 30, 1995 and
                  December 31, 1994                                             3


           Consolidated Condensed Statements of Income for the three
                  months and nine months ended September 30, 1995 and           5
                  October 1, 1994


           Consolidated Condensed Statements of Cash Flows for the nine
                  months ended September 30, 1995 and October 1, 1994           6


           Notes to Consolidated Condensed Financial Statements                 7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                          9


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                             11

     Item 2.      Changes in Securities                                         11

     Item 3.      Defaults Upon Senior Securities                               11

     Item 4.      Submission of Matters to a Vote of Security Holders           11

     Item 5.      Other Information                                             11

     Item 6.      Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                      12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ENVIRITE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 September 30,  December 31,
                                                      1995         1994
                                                 ------------   ------------
                                                  (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $  3,012,000   $  1,827,000
  Accounts receivable, net of allowances for
    doubtful accounts of $451,000 and $450,000
    in 1995 and 1994, respectively                  5,325,000      8,542,000
  Prepaid expenses                                    896,000        851,000
  Deferred income tax benefit                         448,000        448,000
  Other                                               215,000        261,000
  Discontinued operations                          14,895,000      4,246,000
                                                 ------------   ------------
Total current assets                               24,791,000     16,175,000

Property, plant, and equipment, at cost:
  Land                                              3,339,000      3,299,000
  Buildings                                         8,137,000      8,135,000
  Machinery and equipment                          20,534,000     20,046,000
                                                 ------------   ------------
                                                   32,010,000     31,480,000

  Less accumulated depreciation                   (19,964,000)   (18,795,000)
                                                 ------------    -----------
Net property, plant, and equipment                 12,046,000     12,685,000

Deferred income tax benefit                           492,000        492,000

Other assets                                          786,000      1,810,000

Discontinued operations                                    --     24,873,000

                                                 ------------   ------------
                                                 $ 38,115,000   $ 56,035,000
                                                 ============   ============

                            See accompanying notes.

                                                  September 30,   December 31,
                                                       1995           1994
                                                  --------------  -------------
                                                    (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $   354,000    $   225,000
  Current portion of long-term debt                    4,020,000      4,486,000
  Accounts payable                                     2,863,000      4,212,000
  Income taxes payable                                   676,000        231,000
  Waste fees payable                                     316,000        691,000
  Accrued compensation                                 1,122,000      1,325,000
  Remediation liability                                   41,000        645,000
  Accrued interest                                       461,000        669,000
  Accrued liabilities                                  2,466,000      2,023,000
                                                     -----------    -----------
Total current liabilities                             12,319,000     14,507,000



Long-term debt                                         1,162,000     19,530,000
Convertible subordinated debentures                    8,000,000      8,000,000
Remediation liability                                  1,271,000      1,331,000
Deferred income taxes                                  1,786,000              -
Other liabilities                                        296,000        296,000



Shareholders' equity
  Common stock, $1 par value; 10,000,000 shares
    authorized; 4,272,000 shares issued                4,272,000      4,272,000
  Additional paid-in capital                           9,297,000      9,296,000
  Retained earnings                                      446,000       (463,000)
  Less 152,629 shares held in treasury, at cost         (734,000)      (734,000)
                                                     -----------    -----------
Total shareholders' equity                            13,281,000     12,371,000
                                                     -----------    -----------
                                                     $38,115,000    $56,035,000
                                                     ===========    ===========

                            See accompanying notes.

ENVIRITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

                                              Three Months                  Nine Months
                                                  Ended                         Ended
                                         -------------------------   ---------------------------

                                       September 30,    October 1,  September 30,     October 1,
                                            1995           1994          1995           1994
                                         -----------   -----------   ------------   ------------

Sales                                    $ 8,358,000   $ 8,842,000   $ 25,880,000   $ 24,956,000
Operating costs and expenses:
   Cost of sales                           5,633,000     6,075,000     17,842,000     17,812,000
   Selling and administrative              1,932,000     2,082,000      5,838,000      6,445,000
   Restructuring charge                           --            --        194,000             --
                                         -----------   -----------   ------------   ------------
Operating profit                             793,000       685,000      2,006,000        699,000


Interest income                               53,000         4,000        121,000         20,000
Interest expense                            (184,000)     (187,000)      (557,000)      (528,000)
                                         -----------   -----------   ------------   ------------
Income from continuing operations
   before provision for income taxes         662,000       502,000      1,570,000        191,000


Provision for income taxes                   278,000       211,000        659,000         81,000
                                         -----------   -----------   ------------   ------------

Income from continuing operations            384,000       291,000        911,000        110,000

Loss from discontinued operations, net
   of income tax expense of $1,000
   for the three months ended October 1,
   1994 and income tax benefit of
   $107,000 for the nine months ended
   October 1, 1994                                --       (61,000)            --       (330,000)
                                         -----------   -----------   ------------   ------------
Net income (loss)                        $   384,000   $   230,000   $    911,000   $   (220,000)
                                         ===========   ===========   ============   ============

Per share data:
Income from continuing operations        $       .09   $       .07   $        .22   $       (.03)
Loss from discontinued operations                 --          (.01)            --           (.08)
                                         -----------   -----------   ------------   ------------
Net income (loss)                        $       .09   $       .06   $        .22   $       (.05)
                                         ===========   ===========   ============   ============

Weighted average number of shares
   and common stock equivalents
   outstanding                             4,119,000     4,120,000      4,119,000      4,120,000
                                         ===========   ===========   ============   ============

                            See accompanying notes.

ENVIRITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                         Nine Months    Nine Months
                                                            Ended          Ended
                                                         September 30,   October 1,
                                                             1995           1994
                                                        --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                          $    911,000   $   110,000
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities:
     Depreciation and amortization                            1,341,000     1,313,000
     Bad debt provision                                          (9,000)       21,000
     Loss (gain) on disposal of fixed assets                      4,000       (21,000)
     Decrease in remediation liability                         (664,000)     (321,000)
     Decrease in deferred income taxes                               --       (26,000)
     (Increase) decrease in accounts receivable                 345,000    (1,624,000)
     Increase in prepaid expenses                               (45,000)     (348,000)
     Increase in other assets                                   (54,000)     (242,000)
     Increase (decrease) in accounts payable                 (1,350,000)    1,357,000
     Increase in income taxes payable                           445,000            --
     (Increase) decrease in waste fees payable                 (375,000)       45,000
     Increase (decrease) in accrued compensation               (203,000)      459,000
     Increase (decrease) in accrued interest                   (208,000)      265,000
     Increase in accrued liabilities                            441,000       375,000
                                                           ------------   -----------
  Net cash provided by continuing operations                    579,000     1,363,000
  Net cash provided by discontinued operations                  855,000     2,053,000
                                                           ------------   -----------
Net cash provided by operating activities                     1,434,000     3,416,000
                                                           ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (586,000)     (788,000)
Discontinued operations                                      (2,004,000)   (1,537,000)
Proceeds from the sale of discontinued operations            19,781,000            --
                                                           ------------   -----------
Net cash provided by (used in) investing activities          17,191,000    (2,325,000)
                                                           ------------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                     636,000       823,000
Payments on notes payable                                      (507,000)     (366,000)
Proceeds from long-term debt                                    723,000     2,679,000
Payments on long-term debt                                  (18,292,000)   (4,474,000)
Purchase of treasury stock                                           --        (2,000)
                                                           ------------   -----------
Net cash used in financing activities                       (17,440,000)   (1,340,000)
                                                           ------------   -----------
Net increase (decrease) in cash and cash equivalents          1,185,000      (249,000)
Cash and cash equivalents at beginning of period              1,827,000       780,000
                                                           ------------   -----------
Cash and cash equivalents at end of period                 $  3,012,000   $   531,000
                                                           ============   ===========

                            See accompanying notes.

                             ENVIRITE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (unaudited)



1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

   Quarterly results of operations are not necessarily indicative of results for the full year. The Consolidated Condensed Financial Statements of Envirite Corporation (the "Company"), which are unaudited and contain condensed disclosures, should be read in conjunction with the audited Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The consolidated condensed balance sheet at December 31, 1994 contained in this report is derived from the audited Financial Statements.

2. Discontinued Operations

   In December 1994, the Board of Directors of the Company adopted a formal plan to dispose of its landfill operations (the "Municipal Services Group", or "MSG"). The Company plans to sell this business in 1995, except for certain assets which will be written off.

   This segment of the Company's business is being accounted for as discontinued operations and, accordingly, the consolidated financial statements of the Company have been restated to report separately the net assets and operating results of these discontinued operations.

   In April 1995, the Company signed an agreement (the "Sale Agreement") to sell substantially all of the assets of this business. In June 1995, the Company sold its wholly-owned subsidiary, County Environmental Services, Inc., pursuant to the Sale Agreement for net proceeds of $7,406,000. In August 1995, the Company sold certain net assets of the MSG, pursuant to the Sale Agreement for net proceeds of $12,375,000. The sale of the remaining assets of this business, which is subject to regulatory approvals, is expected to be completed by the end of 1995.

3. Long-Term Debt

   The Company has a loan and security agreement with three banks providing for a revolving credit facility for $7,877,000 including cash borrowings at the prime rate plus 2% and letters of credit (the "Revolving Credit Facility"). Collateral includes a first priority security interest in the Company's cash, accounts receivable, certain real property and a second priority interest in certain other real property. In March 1995, the Company agreed to reduce the aggregate amount of the Revolving Credit Facility by the amount of any long-term financing raised in 1995 in excess of $1,000,000 and any letters of credit returned for cancellation. The maturity date of the Revolving Credit Facility is the earlier of 45 days after the sale of the landfill assets or January 1996.

   At September 30, 1995, the Company had no cash borrowings and $4,656,000 of irrevocable letters of credit outstanding under the Revolving Credit Facility.

4. 8% Convertible Subordinated Debentures

   The Company has outstanding $8,000,000 of 8% convertible subordinated debentures due 2006. The debentures were issued at face amount and are convertible into the common stock of the Company at $6.25 per share. The debentures may be redeemed by the Company in whole or in part at any time on or after April 1, 1995. Mandatory annual sinking fund payments of 20% of the principal amount commence April 1, 2002.

5. Remediation Charge for Thomaston Facility

   In March 1990, the U.S. Environmental Protection Agency ("EPA") issued an administrative order to the Company pursuant to the Resource Conservation and Recovery Act of 1976 ("RCRA"), which requires the Company to take corrective action at its Thomaston, Connecticut facility. The order requires the Company to conduct an extensive investigation of areas where hazardous substances are believed to be present at the facility and, if necessary, to develop and implement a plan to clean up the site. The full scope, nature, and extent of the activities required of the Company pursuant to the order are being negotiated with the EPA. At present, the Company estimates that it will incur $3,100,000 of costs through the end of 1999 for the investigation and remediation of the Thomaston site, and during the first quarter of 1990, the Company established a reserve in that amount. There can be no assurance, however, that no additional costs will be incurred for this matter.

6. Restructuring Charge

   The Company incurred a restructuring charge of $194,000 in the first quarter of 1995. This charge is composed of severance charges for staff reductions instituted in the first quarter of 1995 as a result of a restructuring of the Company's waste treatment business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

Sales for the nine months ended September 30, 1995 were $25,880,000 as compared with $24,956,000 for the first nine months of 1994, an increase of $924,000 or 3.7%. This increase in sales resulted primarily from a 12% increase in solids processing volumes, a 15% increase in transportation revenues, and a 3% increase in liquids pricing, offset partially by an 8% decrease in solids pricing. Sales for the third quarter of 1995 were $8,358,000 as compared with $8,842,000 for the third quarter of 1994, a decrease of $484,000 or 5.5%. This quarter-to-quarter decrease in sales resulted primarily from a 3.7% decrease in solids processing volumes, a 5.0% decrease in solids pricing, and an 8.5% decrease in liquids pricing, offset partially by a 9.2% increase in liquid processing volumes and an 11.0% increase in transportation revenues.

Gross margin increased to 31.1% of sales for the first nine months of 1995 as compared with 28.7% of sales for the first nine months of 1994 primarily as a result of increased profit margins on transportation and lab activities as well as reduced fixed costs associated with processing activities. These factors also contributed to the increase in gross margin to 32.6% of sales in the third quarter of 1995 from 31.3% of sales in the third quarter of 1994.

Administrative and sales expenses were 22.6% of sales in the first nine months of 1995 as compared with 25.8% of sales in the first nine months of 1994. This declining percentage reflects the benefit of higher levels of sales resulting from an expansion of the sales forces in 1994 while reducing administrative staffing levels and expenses. Administrative and sales expenses were 23.1% of sales for the third quarter of 1995 as compared with 23.6% of sales for the third quarter of 1994. Despite a decrease in the administrative and sales expenses from the third quarter of 1994 to the third quarter of 1995, this percentage increased slightly due to higher sales revenues in the third quarter of 1994 as compared to revenues in the third quarter of 1995.

The Company incurred a restructuring charge of $194,000 in the first quarter of 1995. This charge is composed of severance costs for staff reductions instituted in the first quarter of 1995 as a result of a restructuring of the Company's waste treatment business.

As a result of the foregoing, operating income was $2,006,000 for the first nine months of 1995, as compared with operating income of $699,000 for the first nine months of 1994. For the third quarter of 1995, operating income increased to $793,000 as compared with $685,000 for the third quarter of 1994.

Net interest expense for the first nine months of 1995 was $436,000, as compared with $508,000 for the first nine months of 1994, and $131,000 for the third quarter of 1995 as compared with $183,000 for the third quarter of 1994. These changes resulted from increased interest income due to higher cash levels in 1995.

The provision for income taxes was $659,000 or 42% of income from continuing operations before taxes for the first nine months of 1995, as compared with $81,000 for the first nine months of 1994 due to the increase in operating income in the 1995 period. For the third quarter of 1995, the provision for income taxes was $278,000 as compared with a provision of $211,000 for the third quarter of 1994.

The Company's landfill operations are being accounted for as discontinued operations as a result of the adoption by the Company in December 1994 of a plan to dispose of this business. Accordingly, from the date of the adoption of the plan until the discontinued operations are sold or otherwise disposed of, no income or loss from discontinued operations will be recognized. Prior to the date of adoption of the plan, the Company's landfill business had a net loss of $330,000 for the first nine months of 1994 and a net loss of $61,000 for the third quarter of 1994.

As a result of the foregoing factors, the Company had net income of $911,000 for the first nine months of 1995 as compared with a net loss of $220,000 for the first nine months of 1994, and net income of $384,000 for the third quarter of 1995 as compared with net income of $230,000 for the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital of the Company increased by $10,804,000 to $12,472,000 at September 30, 1995 as compared with $1,668,000 at December 31, 1994. Of this increase, $10,650,000 is the net result of reclassifying the net assets of the discontinued operations as current assets.

The Company has a loan and security agreement with three banks providing for a revolving credit facility for $7,877,000 including cash borrowings at the prime rate plus 2% and letters of credit (the "Revolving Credit Facility").
Collateral includes a first priority security interest in the Company's cash, accounts receivable, certain real property and a second priority interest in certain other real property. In March 1995, the Company agreed to reduce the aggregate amount of the Revolving Credit Facility by the amount of any long-term financing raised in 1995 in excess of $1,000,000 and any letters of credit returned for cancellation. The maturity date of the Revolving Credit Facility is the earlier of 45 days after the sale of the landfill assets or January 1996.

At September 30, 1995, the Company had no cash borrowings outstanding and $4,656,000 of irrevocable letters of credit outstanding under the Revolving Credit Facility.

The former owners of the Leeper, Pennsylvania landfill claim that they are owed approximately $3,400,000 pursuant to the agreement under which the Company acquired the landfill as a result of the final dismissal of the appeals taken from the issuance of the landfill permits by the Pennsylvania Department of Environmental Resources. Despite the final dismissal of the appeal, the Company disputes the amount owed under the agreement and payment is not being made pending the resolution of various contractual disputes.

The Company believes that funds from operations together with the proceeds from the sale of its landfill operations and financing under the Revolving Credit Facility will be sufficient to meet its capital expenditure and other financial needs in the near future.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

          See Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of Ronald A. Nielson, et al. v. Envirite Corporation and
                          -----------------------------------------------------
County Environmental Services, Inc.
-----------------------------------


ITEM 2.  CHANGES IN SECURITIES.

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.  OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

                                  SIGNATURES
                                  ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 1995.

                                     ENVIRITE CORPORATION



                                     By: /s/ Geoffrey Stengel, Jr.
                                         ---------------------------------------
                                         Geoffrey Stengel, Jr.
                                         President and Principal Executive
                                         Officer



                                     By: /s/ Ronald R. Pirollo
                                         ---------------------------------------
                                         Ronald R. Pirollo, Treasurer and
                                         Principal Financial Officer